Form 10QSB
period 2001-06-30
SPACIAL CORP
filed 2001-08-20
CIK 1083371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended June 30, 2001.

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

             Brown Place and East 132nd Street Bronx, New York 10454
             -------------------------------------------------------
                     (Address of principal executive office)


Issuer's telephone number: (718)292-1920
                           -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 16, 2001, there were 14,450,000 shares of Common Stock, par value $.001 per share, outstanding. Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                                                             SPACIAL CORPORATION
                                                                        CONTENTS
                                September 30, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                             Page
FINANCIAL STATEMENTS

     Balance Sheets                                          3 - 3

     Statements of Income                                    5 - 6

     Statements of Shareholders' Equity                        7

     Statements of Cash Flows                                8 - 9

     Notes to Financial Statements                         10 - 15

                                                             SPACIAL CORPORATION
                                                                  BALANCE SHEETS
                                September 30, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                         June 30,     September 30,
                                                           2001           2000
                                                         --------       --------
                                                               (unaudited)
Current assets
     Cash                                                $  4,989       $  1,390
     Accounts receivable                                  128,058         28,000
     Current portion of notes receivable                   16,926         26,498
                                                         --------       --------

         Total current assets                             149,973         55,888

Property and equipment, net                               439,949        494,174
Notes receivable, net of current portion                   17,130         17,130
Rent security deposit                                          --          9,100
                                                         --------       --------

                      Total assets                       $607,052       $576,292
                                                         ========       ========





    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                                                  BALANCE SHEETS
                                September 30, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    June 30,     September 30,
                                                                      2001          2000
                                                                    ---------     ---------
                                                                          (unaudited)
Current liabilities
     Current portion of notes payable                               $  62,676     $  66,063
     Accounts payable and accrued expenses                             48,235        23,821
     Accrued taxes                                                     44,036        26,447
     Due to shareholders                                               23,660        38,178
                                                                    ---------     ---------

         Total current liabilities                                    178,607       154,509

Notes payable, net of current portion                                 151,055       206,922
Note payable - related party                                          167,187       167,187
                                                                    ---------     ---------

              Total liabilities                                       496,849       528,618
                                                                    ---------     ---------

Commitments

Shareholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         (unaudited) and no shares issued and outstanding                  --            --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         14,450,000 (unaudited) and 13,160,000 shares issued
              and outstanding                                          14,450        13,160
     Additional paid-in capital                                       (14,216)      (13,147)
     Retained earnings                                                109,969        47,661
                                                                    ---------     ---------

                  Total shareholders' equity                          110,203        47,674
                                                                    ---------     ---------

                      Total liabilities and shareholders' equity    $ 607,052     $ 576,292
                                                                    =========     =========



    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                                            STATEMENTS OF INCOME
                             For the Years Ended September 30, 2000 and 1999 and
                    for the Nine Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                    For the Nine Months Ended      For the Year Ended
                                             June 30,                 September 30,
                                      ----------------------    -----------------------
                                         2001         2000         2000          1999
                                      ---------    ---------    ---------     ---------
                                     (unaudited)  (unaudited)
Revenues
   Construction and engineering
     services                         $ 402,678    $ 244,100    $ 344,865     $   4,442
   Equipment sales                       72,826      172,500      245,938        14,487
   Sales and services                    24,183       51,507       68,493            --
   Waste hauling                             --           --        4,801        24,278
                                      ---------    ---------    ---------     ---------

       Total revenues                   499,687      468,107      664,097        43,207
                                      ---------    ---------    ---------     ---------

Cost of sales
   Construction materials                64,735       55,990      104,724        17,746
   Disposal fees                          2,600        2,431        2,431        11,671
   Equipment purchases                   16,178       83,000      113,501         1,643
   Equipment refurbishing                 1,020       10,651       10,652            --
   Materials                             14,785       43,816           --            --
   Subcontracts                         114,112      107,607      144,178        13,676
                                      ---------    ---------    ---------     ---------

     Total cost of sales                213,430      303,495      375,486        44,736
                                      ---------    ---------    ---------     ---------

Gross profit (loss)                     286,257      164,612      288,611        (1,529)

General and administrative
   expenses                             198,376      108,406      167,745        21,234
                                      ---------    ---------    ---------     ---------

Income (loss) from operations            87,881       56,206      120,866       (22,763)
                                      ---------    ---------    ---------     ---------

Other income (expense)
   Interest income                        1,110          817        2,357            --
   Rental income                          9,167           --        3,300            --
   Interest expense                          --           --      (29,552)           --
                                      ---------    ---------    ---------     ---------

     Total other income (expense)        10,277          817      (23,895)           --
                                      ---------    ---------    ---------     ---------

Income (loss) before provision for
   income taxes                          98,158       57,023       96,971       (22,763)

Provision for income taxes               35,850       19,941       26,547            --
                                      ---------    ---------    ---------     ---------

    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                                            STATEMENTS OF INCOME
                             For the Years Ended September 30, 2000 and 1999 and
                    for the Nine Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                        For the Nine Months Ended            For the Year Ended
                                                June 30,                        September 30,
                                     -------------------------------    -----------------------------
                                         2001              2000              2000            1999
                                     -------------    --------------    -------------    ------------
                                      (unaudited)       (unaudited)
Net income (loss)                    $      62,308    $       37,082    $      70,424    $    (22,763)
                                     =============    ==============    =============    ============

Basic and diluted earnings (loss)
   per share                         $          --    $         0.03    $       54.85    $     (17.73)
                                     =============    ==============    =============    ============

Weighted-average common
   shares outstanding
     Basic and diluted                  14,022,813        13,160,000       13,160,000      13,160,000
                                     =============    ==============    =============    ============




    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Years Ended September 30, 2000 and 1999
                         and for the Nine Months Ended June 30, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                Retained
                                                    Common Stock               Additional        Earnings
                                            -----------------------------       Paid-in        (Accumulated)
                                               Shares           Amount          Capital           Deficit)          Total
                                            ------------     ------------     ------------     ------------     ------------
Balance, September 30, 1998                   13,160,000     $     13,160     $    (13,147)    $         --     $         13

Net loss                                                                                            (22,763)         (22,763)
                                            ------------     ------------     ------------     ------------     ------------

Balance, September 30, 1999                   13,160,000           13,160          (13,147)         (22,763)         (22,750)

Net income                                                                                           70,424           70,424
                                            ------------     ------------     ------------     ------------     ------------

Balance, September 30, 2000                   13,160,000           13,160          (13,147)          47,661           47,674

Changes due to
   recapitalization
   (unaudited)                                 1,290,000            1,290           (1,069)                              221

Net income
   (unaudited)                                                                                       62,308           62,308
                                            ------------     ------------     ------------     ------------     ------------

Balance, June 30,
   2001 (unaudited)                           14,450,000     $     14,450     $    (14,216)    $    109,969     $    110,203
                                            ============     ============     ============     ============     ============




    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                                        STATEMENTS OF CASH FLOWS
                                 For the Years Ended September 30, 2000 and 1999
                and for the Nine Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                         For the Nine Months Ended      For the Year Ended
                                                 June 30,                  September 30,
                                          -----------------------     -----------------------
                                            2001          2000          2000          1999
                                          ---------     ---------     ---------     ---------
                                         (unaudited)   (unaudited)
Cash flows from operating activities
   Net income                             $  62,308     $  37,082     $  70,424     $ (22,763)
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Depreciation                          54,225        20,250        27,374            --
       Changes due to recapitalization          221            --            --            --
       Increase in
         Accounts receivable               (100,058)           --       (28,000)           --
         Rent security deposit                9,100        (1,500)       (1,500)       (7,600)
       Increase (decrease) in
         Accounts payable and accrued
           expenses                          24,414        (1,883)       (2,342)       26,163
         Accrued taxes                       17,589        15,800        26,447            --
                                          ---------     ---------     ---------     ---------

Net cash provided by operating
   activities                                67,799        69,749        92,403        (4,200)
                                          ---------     ---------     ---------     ---------

Cash flows from investing activities
   Increase in notes receivable               9,572       (35,045)      (43,628)           --
   Purchase of property and equipment            --      (421,844)     (489,548)      (32,000)
                                          ---------     ---------     ---------     ---------

Net cash provided by (used in)
investing activities                          9,572      (456,889)     (533,176)      (32,000)
                                          ---------     ---------     ---------     ---------

Cash flows from financing activities
   Proceeds received from notes
     payable                                     --       196,932       272,985            --
   Proceeds received from note
     payable - related party                     --       167,187       167,187            --
   Payments on notes payable                (59,254)           --            --            --
   Increase (decrease) in due to
     shareholders                           (14,518)       23,186        (4,636)       42,814
   Proceeds from issuance of common
     stock                                       --            --            --            13
                                          ---------     ---------     ---------     ---------

Net cash provided by (used in)
financing activities                        (73,772)      387,305       435,536        42,827
                                          ---------     ---------     ---------     ---------


    The accompanying notes are an integral part of these financial statements

                                                             SPACIAL CORPORATION
                                                        STATEMENTS OF CASH FLOWS
                             For the Years Ended September 30, 2000 and 1999 and
                    for the Nine Months Ended June 30, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                                  For the Nine Months Ended   For the Year Ended
                                                           June 30,              September 30,
                                                     --------------------    ---------------------
                                                       2001        2000        2000         1999
                                                     --------    --------    --------     --------
                                                    (unaudited) (unaudited)
Net increase (decrease) in cash                      $  3,599    $    165    $ (5,237)    $  6,627

Cash, beginning of year                                 1,390       6,627       6,627           --
                                                     --------    --------    --------     --------

Cash, end of year                                    $  4,989    $  6,792    $  1,390     $  6,627
                                                     ========    ========    ========     ========

Supplemental disclosures of cash flow information

   Interest paid                                     $ 19,049    $  6,579    $ 14,231     $     --
                                                     ========    ========    ========     ========


    The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

          Waste Recovery Technology Corp. ("WRT") was incorporated on September 22, 1998 in the state of Delaware and is engaged in construction and engineering services and the sale of equipment. WRT principally sells to companies throughout New York.

          Effective as of June 22, 2001, WRT entered into a Share Exchange Agreement, whereby the shareholders of WRT were issued an aggregate of 13,160,000 shares of Common Stock of Spacial Corporation ("Spacial") in exchange for 1,316 shares of WRT constituting all of the capital stock of WRT and resulting in WRT becoming a wholly owned operating subsidiary of Spacial. After the closing of the Share Exchange, a total of 14,450,000 shares of Spacial Common Stock was issued and outstanding resulting in a transfer of control of Spacial to the former WRT shareholders. For accounting purposes, the transaction has been treated as a recapitalization of WRT, with WRT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of Spacial have been included with those of WRT from the acquisition date. For periods prior to the acquisition, the equity of the combined enterprise is the historical equity of WRT, the accounting acquirer prior to the merger, retroactively restated to reflect the number of shares received in the business combination.

          Spacial was incorporated on October 6, 1998 in the state of Delaware. Spacial had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Development Stage Enterprise
          ----------------------------
          After the share exchange, Spacial, the surviving parent entity, (the "Company") ceased to be a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, and there have been significant revenues from those operations.

          Cash Equivalents
          ----------------
          For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

          Accounts Receivable
          -------------------
          The Company periodically reviews its accounts receivable for uncollectible amounts. At September 30, 2000 and June 30, 2001, no allowance was deemed necessary. The Company generally does not require collateral from its customers.

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over an estimated useful life of seven to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

          Revenue Recognition
          -------------------
          Amounts received for construction and engineering services are recognized in accordance with the contract or upon completion of the project. For sales of equipment, revenues are recognized upon delivery of the equipment.

          Comprehensive Income
          --------------------
          The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in the period presented.

          Advertising Costs
          -----------------
          The Company expenses advertising costs as incurred. Advertising costs for the nine months ended June 30, 2001 and 2000 were $200 and $120, respectively.

          Income Taxes
          ------------
          The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Estimates
          ---------
          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Fair Value of Financial Instruments
          -----------------------------------
          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, notes receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and note payable
          - related party also approximate fair value because the current interest rate offered to the Company for debt of similar maturity is substantially the same.

          Recently Issued Accounting Pronouncements
          -----------------------------------------
          In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment at September 30, 2000 and June 30, 2001 consisted of the following:

                                                 June 30,  September 30,
                                                   2001        2000
                                                 --------    --------
                                                     (unaudited)

                Automobiles                      $ 59,380    $ 59,380
                Trucks                            115,161     115,161
                Machinery and equipment           347,007     347,007
                                                 --------    --------

                                                  521,548     521,548
                Less accumulated depreciation      81,599      27,374
                                                 --------    --------

                         Total                   $439,949    $494,174
                                                 ========    ========

          Depreciation expense was $27,374, $54,225 (unaudited), and $20,530 (unaudited) for the year ended September 30, 2000 and the nine months ended June 30, 2001 and 2000, respectively.

NOTE 4 - NOTES PAYABLE

          Notes payable at September 30, 2000 and June 30, 2001 consisted of the following:

                                                                                 June 30,    September 30,
                                                                                   2001           2000
                                                                                ----------     ----------
                                                                               (unaudited)
                  Note payable, collateralized by equipment and guaranteed by a shareholder, payable in 60 monthly installments of $2,149,
                      including interest at 11% per annum.                       $  77,304      $  89,595

                  Note payable, collateralized by equipment and guaranteed by a shareholder, payable in 36 monthly installments of $1,207,
                      including interest at 13% per annum.                          21,561         29,830

                  Note payable, collateralized by equipment and guaranteed by a shareholder, payable in 60 monthly installments of $1,579,
                      including interest at 10% per annum.                          58,337         66,447

                  Note payable, collateralized by equipment,
                      payable in 48 monthly installments of $614,
                      including interest at 13% per annum.                       $  12,559      $  22,421

                  Note payable, collateralized by an automobile,
                      payable in 60 monthly installments of $771,
                      including interest at 9% per annum.                           27,915         35,358

                  Note payable, collateralized by an automobile,
                      payable in 36 monthly installments of $748,
                      including interest at 11% per annum.                          16,055         21,834

                  Note payable dated April 10, 2000. Principal and $500
                      additional consideration due in 90 days.
                      The note was paid in full at June 30, 2001.                       --          7,500
                                                                                ----------     ----------

                                                                                   213,731        272,985
                  Less current portion                                              62,676         66,063
                                                                                ----------     ----------

                           Long-term portion                                     $ 151,055      $ 206,922
                                                                                ==========     ==========

          Future maturities of notes payable at June 30, 2001 were as follows:

                  12 Months
                    Ending
                   June 30,
                 -----------
                     2002                                       $   62,676
                     2003                                           62,115
                     2004                                           41,512
                     2005                                           41,435
                     2006                                            5,993
                                                                ----------

                     Total                                      $  213,731
                                                                ==========

NOTE 5 - COMMITMENTS

          The Company is obligated to a third party under a non-cancelable operating lease for its showroom and office facilities, which expires on December 31, 2001. The lease provides for monthly payments of $4,950, plus certain operating expenses. Rent expense, including operating expense escalations, amounted to $59,400, $26,700 (unaudited), and $42,900 (unaudited) for the year ended September 30, 2000 and the nine months ended June 30, 2001 and 2000, respectively.

          In January 2001, the lease agreement was terminated by mutual consent, which did not result in a loss to the Company.

NOTE 6 - SHAREHOLDERS' EQUITY

          Common Stock
          ------------
          On June 22, 2001, an aggregate of 13,160,000 shares of Common Stock were issued to the 10 shareholders of WRT in exchange for all of the issued and outstanding capital stock of WRT. At such time, the former founder and principal of Spacial returned for cancellation an aggregate of 1,200,000 shares of common stock of Spacial.

          Warrants
          --------
          On April 19, 1999, warrants to purchase 51,000 shares of the Spacial's's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was $2,813 based on the fair value of the placement agent's services, less cash paid. As of June 30, 2001, the warrants were outstanding.

          On June 26, 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares of the Company's common stock, par value $0.001, were issued to various consultants at an exercise price of $0.01 per share. In September 2000, holders of these warrants exchanged the warrants for 150,000 shares of common stock. Consideration for the shares was $800 of services rendered and a cash payment of $1,500.

          On June 22, 2001, in accordance with the Share Exchange Agreement, warrants to purchase 150,000 shares (unaudited) of the Company's common stock, par value $0.001, were issued to a former director of the Company at an exercise price of $0.50 (unaudited) per share in exchange for his return and cancellation of certain shares of the Company. The shares vest immediately and can be exercised within four years from the date of issuance of the warrants.

NOTE 7 - INCOME TAXES

          Current income taxes for the year ended September 30, 2000 and the nine months ended June 30, 2001 and 2000 consisted of the following:

                                                                   For the Nine Months Ended          For the
                                                                             June 30,                Year Ended
                                                                ---------------------------------   September 30,
                                                                      2001              2000             2000
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)      (unaudited)
                  State and city income taxes                   $         21,552  $        12,970  $         17,253
                  Federal income taxes                                    14,298            6,971             9,294
                                                                ----------------  ---------------  ----------------

                    Total                                       $         35,850  $        19,941  $         26,547
                                                                ================  ===============  ================

          A reconciliation of the income tax computed at the federal statutory rate to the tax provision in the financial statements for the year ended September 30, 2000 and the nine months ended June 30, 2001 and 2000 is as follows:

                                                                   For the Nine Months Ended          For the
                                                                             June 30,                Year Ended
                                                                ---------------------------------   September 30,
                                                                      2001              2000             2000
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)      (unaudited)
                  Statutory regular federal income tax          $         33,000  $        19,000  $         32,970
                  State income taxes, net of federal
                    benefit                                               14,000            9,000            11,387
                  Benefit of net operating loss                               --               --            (7,664)
                  Benefit of graduated rates                             (12,000)          (8,000)          (10,146)
                  Other                                                    1,000               --                --
                                                                ----------------  ---------------  ----------------

                      Total                                     $         36,000  $        20,000  $         26,547
                                                                ================  ===============  ================

NOTE 8 - RELATED PARTY TRANSACTIONS

          Subcontract Services
          --------------------
          During the year ended September 30, 2000 and the nine months ended June 30, 2001 and 2000, the Company paid a company owned by one of the shareholders $21,000, $45,953 (unaudited), and $17,632 (unaudited), respectively, for subcontract services rendered.

          Trust Under Agreement Dated June 30, 1989, Bruce Caputo as Trustee
          ------------------------------------------------------------------
          The Company bought equipment for $167,000 from the Trust, which, as a result of its ownership interest, is a related party. Under the terms of the agreement, the Company will pay $167,000 with simple interest at a rate of 9% per annum. Interest is payable in equal installments of $10,800 on June 1, 2001, December 1, 2001, and June 1, 2002. On
          December 1, 2002, the entire principal amount and total accrued but unpaid interest are payable in full.


Due to Shareholders
          As of September 30, 2000 and June 30, 2001, due to shareholders represented non-interest-bearing amounts due to shareholders. The amounts have no stated repayment terms.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------------

     Statements contained in this Management Discussion and Analysis of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Background

     Effective June 22, 2001 (the "Closing Date"), Spacial Corporation (the "Company") entered into and closed a share exchange (the "Exchange") pursuant to a Share Exchange Agreement (the "Exchange Agreement"), among the Company, Waste Recovery Technology Corporation, a Delaware corporation ("WRT"), and the 10 stockholders of WRT (the "WRT Stockholders") wherein the Company issued 13,160,000 shares of common stock, par value $.001 per share (the "Common Stock") to the WRT Stockholders in exchange for all of the issued and outstanding of capital stock of WRT. Prior to such Exchange, the Company did not have any business or operations other than those related to the acquisition of a business and operating entity, and filing reports with the Securities and Exchange Commission. As a result of the Exchange, the WRT Stockholders hold approximately 91% of the Company's Common Stock and now control the Company.

     All references herein to the "Company", "we" or "us" refer to WRT and the business of WRT unless the context so requires.

Business

     The Company provides construction and engineering services in the New York Metropolitan area. The Company is also engaged in the sale of equipment. The Company provides these services to commercial and industrial customers.

     The Company's revenues are attributed primarily to fees charged to customers for construction and engineering services and the sale of equipment.

     The following table summarizes the Company's approximate revenue for the nine months ended June 30, 2001 and 2000 (in thousands):

                                                             2001      2000
                                                            ------    ------
     Construction and engineering services                  $  403    $  244
     Equipment sales                                        $   73    $  173
     Other                                                  $   24    $   51

     The Company's revenues from construction and engineering services consist of fees the Company receives from commercial and industrial customers for engineering and site remediation services. The Company's revenues from equipment sales consist of reselling equipment to commercial and industrial customers.

     The cost of the Company's construction and engineering services is primarily variable and includes the purchase of construction materials and the subcontracting of outside services. The cost of the Company's equipment sales operations is also primarily variable in nature and includes the cost of equipment purchases and equipment refurbishing costs.

Results of Operations - Nine Months Ended June 30, 2001 and 2000

     The Company's net income was $62,308 for the nine months ended June 30, 2001 as compared with $37,082 in 2000.

     The following table summarizes the Company's costs and expenses in thousands and as a percentage of revenue for the nine months ended June 30, 2001 and 2000:

                                 2000     %         2001      %
                                ------  ------     ------   ------

         Revenue                $  500   100.0     $  468    100.0
         Cost of operations     $  213    42.6     $  303     67.7
         Depreciation and
           amortization         $   54    10.8     $   21      4.5
         General and adminis-
           trative fees         $  144    33.2     $   79     21.4
         Operating income       $   88    15.4     $   57      9.4

Revenue

     Revenue was $499,687 and $468,107 for the nine months ended June 30, 2001 and 2000, respectively. Revenue increased by $31,580, or 6.7%, from 2000 to 2001. Revenue growth was primarily volume in nature, and all was internally generated. The growth was achieved in construction and engineering services. Presently, the Company has $1.3MM of engineering and construction contracts that will start once permits are obtained. The Company is currently in final negotiations with acquisition candidates that will further increase the overall corporate revenue and income.

     In 2001, the Company is pursuing a business strategy to acquire, clean up, and own or sell Brownshield sites, which is real property that is unmarketable or of substantially reduced value due to the presence of various types of contamination. The Company has identified such a site in the New York City limits and commenced negotiation to purchase it through the clean-up process. The Company is actively seeking new Brownfield sites throughout the Tri-State area.

     The Company will increase its Engineering Division to service customers as well as controlling and implementing environmental controls throughout the Company.

Cost of Operations

     Cost of operations was $213,430 and $303,495 for the nine months ended June 30, 2001 and 2000, respectively. Cost of operations as a percentage of revenue was 42.6% and 64.7% for the nine months ended June 30, 2001 and 2000, respectively. The decrease in cost of operations both in absolute dollars and as a percentage of revenue from 2000 to 2001 is primarily a result of the Company's increased operating efficiencies in our construction and engineering operations.

Depreciation and Amortization

     Depreciation and amortization expenses were $54,225 and $20,530 for the nine months ended June 30, 2001 and 2000, respectively. The increase in aggregate dollars is a result of a full nine months' charge in the nine months ended June 30, 2001.

General and Administrative Expenses

     General and administrative expenses were $144,151 and $57,876 for the nine months ended June 30, 2001 and 2000, respectively. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue from 2000 to 2001 is primarily due to increases in insurance, interest, and taxes expense.

Operating Income

     Operating income was $87,881 and $56,206, or as a percentage of revenues 17.6% and 12.0%, for the nine months ended June 30, 2001 and 2000, respectively.

Interest Expense

     The Company incurred interest expense on notes payable on equipment purchased. Interest expense was $33,336 and $20,900 for the nine months ended June 30, 2001 and 2000, respectively. The increase in interest expense from 2000 to 2001 is primarily due to an increase in debt balances.

Income Taxes

     The Company's provision for income taxes was $35,850 and $19,941 for the nine months ended June 30, 2001 and 2000, respectively.

Financial Condition

     As of June 30, 2001, the Company had $4,989 of cash equivalents. The Company uses its own operating cash flow and sellers notes to finance its working capital and capital expenditure requirements.

     During the nine months ended June 30, 2001, the Company entered into notes payable to various equipment finance companies. AS of June 30, 2001, $213,731 was outstanding under these notes payable. These notes bear interest at rates between 9% and 13% per annum.

     In connection with potential acquisitions, the Company incurs and capitalizes certain transaction and integration costs, which include stock registration, legal, accounting, consulting, engineering, and other direct costs. When an acquisition is accounted for using the purchase method for business combinations, these cost are capitalized. The Company routinely evaluates capitalized transitions not likely to occur. The Company expenses indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, as incurred.

Liquidity and Capital Resources

     The major components of changes in cash flow for the nine months ended June 30, 2001 and 2000 are discussed below.

Cash Flow From Operating Activities

     Cash flows provided by operating activities were $67,799 and $69,749 for the nine months ended June 30, 2001 and 2000, respectively. The changes in cash provided by operating activities during the periods are due to changes in the product mix of our business.

Cash Flow Provided by (Used In) Investing Activities

     Cash flows provided by (used in) investing activities consists primarily of cash used for capital additions. Capital additions during the nine months ended June 30, 2001 and 2000, respectively were $0 and $421,844 we intended to finance future capital expenditures through cash flows from operations and other financing. We expect to use both cash and equity for future business acquisitions.

Cash Flow Provided by (Used In) Financing Activities

     Cash flows provided by financing activities during the nine months ended June 30, 2001 and 2000 includes vendor and related-party notes payable. Proceeds from the notes were used to find capital additional cash flows used in financing activities for the nine months ended June 30, 2001 were used to repay notes payable.

Working Capital

     At June 30, 2001, the Company's working capital increased by $69,987 from September 30, 2000. This was as a result of expansion of our business.

                                     PART II

                                OTHER INFORMATION


Item 2.  Changes in Securities.

     In accordance with the Exchange Agreement, on June 22, 2001 the Company issued 13,160,000 shares of Common Stock to the ten WRT Stockholders in exchange for 1,316 shares of WRT common stock, without par value, constituting all of the issued and outstanding of capital stock of WRT. In addition, in accordance with the terms of the Exchange Agreement, the Company's former founder and sole director and executive officer, James A. Prestiano returned for cancellation an aggregate of 1,200,000 shares of Common Stock owned by him in exchange for a warrant (the "Prestiano Warrant") to purchase 150,000 shares of Common Stock at an exercise price of $.50 per share, leaving Mr. Prestiano with direct ownership of 800,000 shares of Common Stock, in addition to the Prestiano Warrant.

     The Company believes that the issuance of the Common Stock to the WRT Stockholders under the Exchange Agreement and the issuance of the Prestiano Warrant under the Exchange Agreement were exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibits

     Listed below are all exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number        Description
------        -----------

  4.1 Warrant certificate, evidencing warrants to purchase 150,000 shares of the Common Stock of Spacial Corporation, registered in the name of James A. Prestiano. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22,
              2001), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.1 Share Exchange Agreement, dated as of June 22, 2001, among Spacial Corporation, Waste Recovery Technology Corporation and the stockholders of Waste Recovery Technology Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001) filed with the Securities & Exchange Commission on July 9, 2001.)

 10.2 Stock Escrow Agreement, dated as of June 22, 2001, among Spacial Corporation, James J. Solano, Sr. and The Trust Under Agreement dated 6/30/89, and Snow Becker Krauss P.C., as Escrow Agent. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.3 Lock-Up Agreement, dated as of June 22, 2001, by and among Spacial Corporation, James A. Prestiano, James J. Solano, Sr., The Trust Under Agreement Dated 6/30/89, and Norman A. Ponder.
              (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001; Commission File No. 000-26645), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.4 Registration Rights Agreement, dated as of June 22, 2001, between the Spacial Corporation and James A. Prestiano. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of
              Report: June 22, 2001; Commission File No. 000-26645), filed with the Securities & Exchange Commission on July 9, 2001.)


     (b)    Reports on Form 8-K

     A Current Report on Form 8-K (Date of Report June 22, 2001) was filed with the SEC on July 9, 2001, reporting, as an Item 1 matter the change of control of the registrant, and as an Item 2 matter, the Share Exchange wherein the Company acquired WRT.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SPACIAL CORPORATION


Date:  August 18, 2001                   By /s/ James J. Solano Sr.
       ---------------                      -------------------------------
                                            James J. Solano Sr., President,
                                            Chairman and Chief Executive Officer

                                            Exhibit Index

Exhibit
Number        Description
------        -----------

  4.1 Warrant certificate, evidencing warrants to purchase 150,000 shares of the Common Stock of Spacial Corporation, registered in the name of James A. Prestiano. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22,
              2001), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.1 Share Exchange Agreement, dated as of June 22, 2001, among Spacial Corporation, Waste Recovery Technology Corporation and the stockholders of Waste Recovery Technology Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001) filed with the Securities & Exchange Commission on July 9, 2001.)

 10.2 Stock Escrow Agreement, dated as of June 22, 2001, among Spacial Corporation, James J. Solano, Sr. and The Trust Under Agreement dated 6/30/89, and Snow Becker Krauss P.C., as Escrow Agent. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.3 Lock-Up Agreement, dated as of June 22, 2001, by and among Spacial Corporation, James A. Prestiano, James J. Solano, Sr., The Trust Under Agreement Dated 6/30/89, and Norman A. Ponder.
              (Incorporated by reference from the Company's Current Report on Form 8-K (Date of Report: June 22, 2001; Commission File No. 000-26645), filed with the Securities & Exchange Commission on July 9, 2001.)

 10.4 Registration Rights Agreement, dated as of June 22, 2001, between the Spacial Corporation and James A. Prestiano. (Incorporated by reference from the Company's Current Report on Form 8-K (Date of
              Report: June 22, 2001; Commission File No. 000-26645), filed with the Securities & Exchange Commission on July 9, 2001.)